Form 10-Q
period 1994-12-31
PREFERRED PROPERTIES FUND 82
filed 1995-02-14
CIK 702173

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q
(Mark One)

  /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended  December 31, 1994

                                      OR

  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to ___________

                       Commission file number   0-10878

                         Preferred Properties Fund 82
            (Exact name of Registrant as specified in its charter)

     California                                                 94-2775846
    (State or other jurisdiction of    (I.R.S. Employer Identification No.)
    incorporation or organization)

         5665 Northside Drive N.W., Atlanta, Georgia      30328
         (Address of principal executive office)        (Zip Code)

       Registrant's telephone number, including area code (404) 916-9090

                                      N/A
  Former name, former address and fiscal year, if changed since last report.

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  /X/      No / /

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a
court.  Yes / /    No / /

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date __________________.

                                    1 of 14

         PREFERRED PROPERTIES FUND 82 - FORM 10-Q - DECEMBER 31, 1994

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


Consolidated Balance Sheets
                                                   December 31,    September 30,
                                                      1994            1994
                                                  -------------   -------------
                                                   (Unaudited)      (Audited)
Assets

Cash and cash equivalents                         $   3,781,000   $   3,196,000
Restricted cash                                               -       1,014,000
Accounts receivable, net                                471,000       1,034,000
Inventories and operating supplies                       74,000         327,000
Prepaid expenses and other assets                       129,000         478,000
Note receivable from property sale                    4,250,000       4,250,000

Real Estate:
  Real estate                                        18,300,000      58,187,000
  Accumulated depreciation                           (9,148,000)    (20,039,000)
  Allowance for impairment of value                           -      (5,330,000)
                                                  -------------   -------------
Real estate, net                                      9,152,000      32,818,000

Deferred costs, net                                      34,000         168,000
                                                  -------------   -------------
  Total assets                                    $  17,891,000   $  43,285,000
                                                  =============   =============

Liabilities and Partners' Equity

Notes payable                                     $  12,438,000   $  33,679,000
Note payable to joint venture partner                   518,000         529,000
Accrued interest, property taxes and other
liabilities                                           1,188,000       5,131,000
Accounts payable                                        210,000         748,000
                                                  -------------   -------------
  Total liabilities                                  14,354,000      40,087,000
                                                  -------------   -------------
Minority interest in joint venture                     (171,000)       (186,000)
                                                  -------------   -------------
Commitments and Contingencies

Partners' Equity (Deficit):

 General partners                                    (5,097,000)     (5,138,000)
 Limited partners (58,400 units outstanding at

  December 31, 1994 and September 30, 1994)           8,805,000       8,522,000
                                                  -------------   -------------
  Total partners' equity                              3,708,000       3,384,000
                                                  -------------   -------------
  Total liabilities and partners' equity          $  17,891,000   $  43,285,000
                                                  =============   =============


                See notes to consolidated financial statements.

                                    2 of 14

         PREFERRED PROPERTIES FUND 82 - FORM 10-Q - DECEMBER 31, 1994

Consolidated Statements of Operations (Unaudited)


                                                   For the Three Months Ended
                                                   --------------------------
                                                   December 31,    December 31,
                                                       1994            1993
                                                  -------------   -------------
Revenues:

  Room revenue                                    $   2,342,000   $   3,452,000
  Food and beverage revenues                          1,224,000       2,112,000
  Other operating revenues                              206,000         442,000
  Interest and other                                    145,000         120,000
  Gain on sale of property                              276,000               -
                                                  -------------   -------------
    Total revenues                                    4,193,000       6,126,000
                                                  -------------   -------------
Expenses:

  Room expense                                          610,000         946,000
  Food and beverage expense                             937,000       1,644,000
  Other operating expense                             1,506,000       2,424,000
  Interest                                              424,000         551,000
  Depreciation                                          263,000         266,000
  General and administrative                             77,000          94,000
  Loss on disposition of property                        37,000               -
                                                  -------------   -------------
    Total expenses                                    3,854,000       5,925,000
                                                  -------------   -------------
Income before minority interest in
    joint venture's operations                          339,000         201,000

Minority interest in joint venture's
    operations                                          (15,000)        (25,000)
                                                  -------------   -------------
Net income                                        $     324,000   $     176,000
                                                  =============   =============

Net income per limited partnership unit           $           5   $           3
                                                  =============   =============


                See notes to consolidated financial statements.

                                    3 of 14

         PREFERRED PROPERTIES FUND 82 - FORM 10-Q - DECEMBER 31, 1994



Consolidated Statement of Partners' Equity (Deficit) (Unaudited)
For the Three Months Ended December 31, 1994



                                       General        Limited         Total
                                     Partners'       Partners'       Partners'
                                     (Deficit)         Equity         Equity
                                   -------------   -------------   -------------
Balance - October 1, 1994          $  (5,138,000)  $   8,522,000   $   3,384,000

  Net income                              41,000         283,000         324,000
                                   -------------   -------------   -------------
Balance - December 31, 1994        $  (5,097,000)  $   8,805,000   $   3,708,000
                                   =============   =============   =============







                See notes to consolidated financial statements.

                                    4 of 14

         PREFERRED PROPERTIES FUND 82 - FORM 10-Q - DECEMBER 31, 1994


Consolidated Statements of Cash Flows (Unaudited)


                                                   For the Three Months Ended
                                                   --------------------------
                                                   December 31,    December 31,
                                                      1994            1993
                                                  -------------   -------------
Operating Activities:


Net income                                        $     324,000   $     176,000
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                         272,000         270,000
  Minority interest in joint venture's operations        15,000          25,000
  Gain on sale of property                             (276,000)            -
  Loss on disposition of property                        37,000             -
Changes in operating assets and liabilities:
  Accounts receivable                                   359,000         174,000
  Inventories and operating supplies                     26,000         (26,000)
  Prepaid expenses and other assets                      89,000        (201,000)
  Accrued interest, property taxes, other
     liabilities and accounts payable                  (578,000)        128,000
                                                  -------------   -------------
Net cash provided by operating activities               268,000         546,000
                                                  -------------   -------------
Investing Activities:

Net proceeds on sale of property                      6,252,000             -
Additions to real estate                                 (9,000)       (604,000)
                                                  -------------   -------------
Net cash provided by (used in) investing
   activities                                         6,243,000        (604,000)
                                                  -------------   -------------
Financing Activities:

Satisfaction of notes payable                        (5,858,000)            -
Notes payable principal payments                        (68,000)        (70,000)
                                                  -------------   -------------
Cash (used in) financing activities                  (5,926,000)        (70,000)
                                                  -------------   -------------
Increase (Decrease) in Cash and Cash Equivalents        585,000        (128,000)

Cash and Cash Equivalents at Beginning of Period      3,196,000       3,377,000
                                                  -------------   -------------
Cash and Cash Equivalents at End of Period        $   3,781,000   $   3,249,000
                                                  =============   =============
Supplemental Disclosure of Cash Flow Information:
  Interest paid in cash during the period         $     415,000   $     575,000
                                                  =============   =============
Supplemental Disclosure of Non-Cash Investing and
  Financing Activities:
  Deed in lieu of foreclosure - Denver Hilton Inn - See Note 5(b).




                See notes to consolidated financial statements.

                                    5 of 14

         PREFERRED PROPERTIES FUND 82 - FORM 10-Q - DECEMBER 31, 1994

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  General

    The accompanying consolidated financial statements, footnotes and discussions should be read in conjunction with the consolidated financial statements, related footnotes and discussions contained in the Partnership's Annual Report for the year ended September 30, 1994. Certain accounts have been reclassified in order to conform to the current period.

    The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature, except as discussed in Note 5.

    The results of operations for the three months ended December 31, 1994 and 1993 are not necessarily indicative of the results to be expected for the full year.

2.  Transactions with Related Parties

    An affiliate of the Managing General Partner received reimbursement of administrative expenses amounting to $50,000 during the three months ended December 31, 1994. These reimbursements are included in general and administrative expenses.

3.  Allowance for Impairment of Value

    The allowance for impairment of value of $5,330,000 at September 30, 1994 consisted of $2,283,000 on the Denver Hilton Inn - South in fiscal year 1988 and $3,047,000 on the Holiday Inn Marin - San Rafael during fiscal year 1993. As of December 31, 1994 both properties have been disposed
    (see Note 5).

4.  Contingency and Commitment

    Cash and cash equivalents at September 30, 1994 consisted of approximately $1,014,000 that was controlled by the Receiver of the Denver Hilton Inn. These funds were not available to pay expenses of the Partnership or expenses applicable to other properties (see Note 5(b)).

    On October 21, 1994, the Partnership executed an option agreement to sell its joint venture interest in the Cleveland Marriott to an affiliate of its joint venture partner for $6,000,000 plus 65% of working capital in excess of $1,550,000. Based on current projections, it does not appear that there will be any excess working capital. If the option is not exercised prior to June 15, 1995, the joint venture partner has agreed to waive its right of first refusal and the joint venture partner's affiliated management company has agreed to waive its termination fee. If the sale is consummated, the Partnership, for financial statement purposes, would recognize a substantial gain on sale.




                                    6 of 14

         PREFERRED PROPERTIES FUND 82 - FORM 10-Q - DECEMBER 31, 1994

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.  Disposition of Hotel Properties

    a) On December 1, 1994, the Holiday Inn was sold for $6,900,000. After repayment of the existing loan of $5,858,000 and closing expenses and adjustments, net proceeds received by the Partnership were $394,000. For financial statement purposes, the sale resulted in a gain of $276,000. A provision for impairment of value of $3,047,000 was previously recorded on this property.

    b) In May 1994,a Receiver was appointed to administer the affair of the Denver Hilton Inn. On December 14, 1994, the Partnership conveyed the Denver Hilton Inn to the lender's nominee by deed in lieu of foreclosure in exchange for a full release of the Partnership's obligations. For financial statement purposes, the conveyance resulted in a loss on disposition of property of $37,000. A provision for impairment of value of $2,283,000 was previously recorded on this property.



                                    7 of 14

         PREFERRED PROPERTIES FUND 82 - FORM 10-Q - DECEMBER 31, 1994


Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations


This item should be read in conjunction with the Consolidated Financial Statements and other Items contained elsewhere in this Report.

Liquidity and Capital Resources

Registrant's remaining property is a hotel. Registrant receives hotel operating revenues and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments.

Registrant uses working capital reserves provided from any undistributed cash flow from operations as its primary source of liquidity along with cash reserves and proceeds from the Amfac Hotel insurance claim and subsequent sale. In order to preserve working capital reserves required for necessary capital improvements to the property and provide resources for potential debt modifications, cash distributions from operations remained suspended during the three months of fiscal year 1995. It is expected that cash distributions will continue to be suspended until the disposition of the Cleveland Marriott.

The level of liquidity based upon cash and cash equivalents experienced a $585,000 increase at December 31, 1994, as compared to September 30, 1994. Registrant's $6,243,000 of net cash from investing activities and $268,000 of net cash from operating activities were substantially offset by $5,926,000 of cash used in financing activities. Cash from investing activities increased due to net proceeds from the sale of the Holiday Inn Marin which was slightly offset by additions to real estate at Registrant's remaining property. Cash used in financing activities consisted of the satisfaction of the $5,858,000 mortgage encumbering the Holiday Inn Marin and $68,000 of notes payable principal payments. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various operating activities. Registrant has agreed to spend approximately $1,000,000 for capital improvements at its remaining property. Registrant's joint venture partner has agreed to reimburse Registrant for its pro rata share of such expenditures.

Working capital reserves are invested in a money market account, U.S. Treasury bills or in repurchase agreements secured by United States Treasury obligations. As of December 31, 1994, Registrant had $1,700,000 invested in overnight repurchase agreements at 5.25% per annum. The Managing General Partner believes that, if market conditions remain relatively stable, cash flow from operations, when combined with working capital reserves, would be sufficient to fund required capital improvements and regular debt service payments for the Cleveland Marriott in the foreseeable future. On October 21, 1994, Registrant executed an option agreement to sell its joint venture interest in the Cleveland Marriott to an affiliate of its joint venture partner for $6,000,000 plus 65% of working capital in excess of $1,550,000. Based on current projections, it does not appear that there will be any excess working capital. If the option is not exercised prior to June 15, 1995, the joint venture partner has agreed to waive its right of first refusal and the joint venture partner's affiliated management company has agreed to waive its termination fee. If the sale is consummated, Registrant, for financial statement purposes, would recognize a substantial gain on the sale.



                                    8 of 14

         PREFERRED PROPERTIES FUND 82 - FORM 10-Q - DECEMBER 31, 1994

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations


Liquidity and Capital Resources (Continued)

On December 1, 1994, the Holiday Inn was sold for $6,900,000.  After repayment of the existing loan of $5,858,000 and closing expenses and adjustments, net proceeds received by Registrant were $394,000. For financial statement purposes, the sale resulted in a gain of $276,000. A provision for impairment of value of $3,047,000 was previously recorded on this property.

On December 14, 1994, Registrant conveyed the Denver Hilton Inn to the lender's nominee by deed in lieu of foreclosure in exchange for a full release of Registrant's obligations. For financial statement purposes, the conveyance resulted in a loss on property of $37,000. A provision for impairment of value of $2,283,000 was previously recorded on this property.

At this time, it appears that the investment objective of capital growth will not be attained and that a significant portion of invested capital will not be returned to investors. The extent to which invested capital is returned to investors is dependent upon the success of the performance of Registrant's remaining property and the market in which the property is located and on the eventual sales price of the remaining property.

Real Estate Market

The income and expenses of operating the property owned by Registrant are subject to factors outside of Registrant's control, such as over-supply of similar properties resulting from over-building, increases in unemployment, population shifts, or changes in patterns or needs of users. Expenses, such as local real estate taxes and miscellaneous expenses, are subject to change and cannot always be reflected in room rate increases due to market conditions. In addition, there are risks inherent in owning and operating a lodging facility because the property is management and labor intensive and is especially susceptible to the impact of economic and other conditions outside the control of Registrant.

There have been, and it is possible there may be other Federal, state and local legislation and regulations enacted relating to the protection of the environment. Registrant is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the property still owned by Registrant.

Results of Operations

Three Months Ended December 31, 1994 vs. December 31, 1993

Operating results (before minority interest in joint venture's operations) improved by $138,000 for the three months ended December 31, 1994, as compared to 1993, due to decreases in revenues of $1,933,000 and in expenses of $2,071,000. With respect to the remaining property, operating results improved by $83,000 for the three months ended December 31, 1994, as compared to 1993, due to an increase in revenues of $194,000 and in expenses of $111,000.



                                    9 of 14

         PREFERRED PROPERTIES FUND 82 - FORM 10-Q - DECEMBER 31, 1994


Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations


Three Months Ended December 31, 1994 vs. December 31, 1993 (Continued)

The increase in revenues for the three months ended December 31, 1994, as compared to 1993, with respect to the remaining property, is due to increases of $168,000 in room, food and beverage and other revenues and $26,000 in interest income. Room revenue increased due to higher room rates, which was partially offset by a decrease in occupancy. Interest income increased due to an increase in average working capital reserves available for investment and the effect of higher interest rates.

The increase in expenses for the three months ended December 31, 1994, as compared to 1993, with respect to the remaining property, is due to increases of $110,000 in food and beverage and other operating expenses and $21,000 in interest expense, which was partially offset by decreases of $3,000 in depreciation expense and $17,000 in general and administrative expenses. Food and beverage and other operating expenses increased due to increased costs associated with operations. Interest expense increased due to an understatement of expense in the 1993 comparative period. Depreciation expense remained relatively constant. General and administrative expenses decreased primarily due to a reduction in asset management costs.


                                   10 of 14

         PREFERRED PROPERTIES FUND 82 - FORM 10-Q - DECEMBER 31, 1994


Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations


Properties

A description of the hotel properties in which Registrant has an ownership interest during the period covered by this Report, together with occupancy and room rate data, follows:


                    PREFERRED PROPERTIES FUND 82

                   OCCUPANCY AND ROOM RATE SUMMARY


                                              Average             Average

                                        Occupancy Rate (%)   Daily Room Rate ($)
                                        ------------------   -------------------
                                          Three months          Three months
                               Date          Ended                  Ended
                                of        December 31,          December 31,
Name and Location     Rooms  Purchase     1994    1993          1994    1993
- - - -----------------     -----  --------     ----    ----          ----    ----
Cleveland Marriott
   Inn - Airport
Cleveland, Ohio        379    09/83         61      66         85.68    72.49

Denver Hilton
   Inn-South (1)
Englewood, Colorado    306    12/83          -      56             -    68.25

Holiday Inn Marin -
   San Rafael (2)
San Rafael, California 227    06/84          -      60             -    60.44


(1)  Property was conveyed by deed in lieu of foreclosure on December 14, 1994.

(2)  Property was sold on December 1, 1994.


                                   11 of 14

         PREFERRED PROPERTIES FUND 82 - FORM 10-Q - DECEMBER 31, 1994

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibit:

       10.1 Earnest Money Contract between Registrant and Bedrock Marin Investment Partners Level I, L.P. (incorporated by reference to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 1994).

    (b)  Reports on Form 8-K:

       On October 12, 1994, a Current Report on Form 8-K was filed with the Securities and Exchange Commission to provide for the sale by National Property Investors, Inc. ("NPI"), the parent of NPI Equity Investments II, Inc., of one-third of its stock to an affiliate of Apollo Real Estate Advisors, L.P.

  On December 1, 1994, a Current Report on Form 8-K was filed with the Securities and Exchange Commission to provide for the sale of the Holiday Inn

  Marin - San Rafael to Bedrock Marin Investment Partners Level I, L.P.

  On December 14, 1994, a Current Report on Form 8-K was filed with the Securities and Exchange Commission to account for the conveyance of the Denver Hilton Inn by deed in lieu of foreclosure to the mortgage lenders' nominee.
  No other reports on Form 8-K were filed during the period covered by this Report.



                                   12 of 14

         PREFERRED PROPERTIES FUND 82 - FORM 10-Q - DECEMBER 31, 1994


                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PREFERRED PROPERTIES FUND 82

                              By: MONTGOMERY REALTY COMPANY 80,
                                  A California General Partnership,
                                  its general partner

                              By: FOX REALTY INVESTORS,
                                  A California General Partnership,
                                  its managing general partner

                              By: NPI Equity Investments II, Inc.,
                                  A Florida Corporation,
                                  its managing partner




                              /S/ARTHUR N. QUELER
                              ARTHUR N. QUELER
                              Executive Vice President, Treasurer, Secretary and Director (Principal Financial and Accounting Officer)


                                   13 of 14

         PREFERRED PROPERTIES FUND 82 - FORM 10-Q - DECEMBER 31, 1994


                                 EXHIBIT INDEX


Exhibit                                                           Page No.

10.1   Earnest Money Contract between Registrant and
       Bedrock Marin Investment Partners Level I, L.P.            *









___________________________________

* Incorporated by reference to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 1994.


                                   14 of 14