Form 10-Q
period 1995-03-31
PREFERRED PROPERTIES FUND 82
filed 1995-05-15
CIK 702173

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q
(Mark One)

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended  March 31, 1995

                                      OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from             to
                                         -----------    ------------

                       Commission file number   0-10878

                         Preferred Properties Fund 82
            (Exact name of Registrant as specified in its charter)

         California                               94-2775846
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
 incorporation or organization)

       5665 Northside Drive N.W., Ste. 370, Atlanta, Georgia  30328
 (Address of principal executive office)                    (Zip Code)

     Registrant's telephone number, including area code (404) 916-9090

                                      N/A
  Former name, former address and fiscal year, if changed since last report.

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X       No
                                                      -----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under
a plan confirmed by a court.   Yes         No
                                   -----      -----

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the
latest practicable date                   .
                        ------------------

                                    1 of 13


           PREFERRED PROPERTIES FUND 82 - FORM 10-Q - MARCH 31, 1995

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


Consolidated Balance Sheets
                                                    March 31,    September 30,
                                                      1995            1994
                                                   (Unaudited)     (Audited)
Assets

Cash and cash equivalents                         $ 3,255,000     $ 3,196,000
Restricted cash                                             -       1,014,000
Accounts receivable, net                              569,000       1,034,000
Inventories and operating supplies                     81,000         327,000
Prepaid expenses and other assets                     184,000         478,000
Note receivable from property sale                  4,250,000       4,250,000

Real Estate:
  Real estate                                      18,703,000      58,187,000
  Accumulated depreciation                         (9,411,000)    (20,039,000)
  Allowance for impairment of value                         -      (5,330,000)
                                                  -----------     -----------
Real estate, net                                    9,292,000      32,818,000

Deferred costs, net                                    30,000         168,000
                                                  -----------     -----------
  Total assets                                    $17,661,000     $43,285,000
                                                  ===========     ===========

Liabilities and Partners' Equity

Notes payable                                     $12,393,000     $33,679,000
Note payable to joint venture partner                 511,000         529,000
Accrued interest, property taxes and other
  liabilities                                       1,096,000       5,131,000
Accounts payable                                      273,000         748,000
                                                  -----------     -----------
  Total liabilities                                14,273,000      40,087,000
                                                  -----------     -----------
Minority interest in joint venture                   (237,000)       (186,000)
                                                  -----------     -----------
Commitments and Contingencies

Partners' Equity (Deficit):

 General partners                                  (5,105,000)     (5,138,000)
 Limited partners (58,400 units outstanding at
  March 31, 1995 and September 30, 1994)            8,730,000       8,522,000
                                                  -----------     -----------
  Total partners' equity                            3,625,000       3,384,000
                                                  -----------     -----------

  Total liabilities and partners' equity          $17,661,000     $43,285,000
                                                  ===========     ===========


                See notes to consolidated financial statements.

                                    2 of 13



           PREFERRED PROPERTIES FUND 82 - FORM 10-Q - MARCH 31, 1995

Consolidated Statements of Operations (Unaudited)


                                                     For the Six Months Ended
                                                  March 31, 1995  March 31, 1994

Revenues:

  Room revenue                                        $4,178,000      $7,128,000
  Food and beverage revenues                           2,028,000       3,890,000
  Other operating revenues                               370,000         723,000
  Interest income                                        267,000         245,000
  Gain on sale of property                               168,000               -
                                                      ----------     -----------
    Total revenues                                     7,011,000      11,986,000
                                                      ----------     -----------

Expenses:

  Room expense                                         1,050,000       2,020,000
  Food and beverage expense                            1,567,000       3,125,000
  Other operating expenses                             2,673,000       4,791,000
  Interest                                               779,000       1,143,000
  Depreciation                                           527,000         530,000
  General and administrative                             132,000         239,000
  Loss on disposition of property                         37,000          -
                                                      ----------     -----------
    Total expenses                                     6,765,000      11,848,000
                                                      ----------     -----------
Income before minority interest in joint venture's
    operations                                           246,000         138,000

Minority interest in joint venture's operations           (5,000)         25,000
                                                      ----------     -----------
Net income                                            $  241,000     $   163,000
                                                      ==========     ===========
Net income per limited partnership unit               $        4     $         2
                                                      ==========     ===========



                See notes to consolidated financial statements.


                                    3 of 13


           PREFERRED PROPERTIES FUND 82 - FORM 10-Q - MARCH 31, 1995

Consolidated Statements of Operations (Unaudited)


                                                   For the Three Months Ended
                                                  March 31, 1995  March 31, 1994


Revenues:

  Room revenue                                        $1,836,000    $3,676,000
  Food and beverage revenues                             804,000     1,778,000
  Other operating revenues                               164,000       281,000
  Interest income                                        122,000       125,000
  Adjustment to gain on sale of property                (108,000)            -
                                                      ----------   -----------
    Total revenues                                     2,818,000     5,860,000
                                                      ----------   -----------

Expenses:

  Room expense                                           440,000     1,074,000
  Food and beverage expenses                             630,000     1,481,000
  Other operating expense                              1,167,000     2,367,000
  Interest                                               355,000       592,000
  Depreciation                                           264,000       264,000
  General and administrative                              55,000       145,000
                                                      ----------   -----------
    Total expenses                                     2,911,000     5,923,000
                                                      ----------   -----------

Loss before minority interest in joint venture's
    operations                                           (93,000)      (63,000)

Minority interest in joint venture's operations           10,000        50,000
                                                      ----------   -----------
Net loss                                              $  (83,000)   $  (13,000)
                                                      ==========   ===========

Net loss per limited partnership unit                 $       (1)   $        -
                                                      ==========   ===========

                See notes to consolidated financial statements.

                                    4 of 13


           PREFERRED PROPERTIES FUND 82 - FORM 10-Q - MARCH 31, 1995


Consolidated Statements of Partners' Equity (Unaudited)
For the Six Months Ended March 31, 1995




                                       General         Limited         Total
                                       partners'       partners'       partners'
                                       (deficit)       equity          equity

Balance - October 1, 1994            $(5,138,000)     $8,522,000      $3,384,000

  Net income                              33,000         208,000         241,000
                                     -----------      ----------      ----------
Balance - March 31, 1995             $(5,105,000)     $8,730,000      $3,625,000
                                     ===========      ==========      ==========


                See notes to consolidated financial statements.

                                    5 of 13



           PREFERRED PROPERTIES FUND 82 - FORM 10-Q - MARCH 31, 1995

Consolidated Statements of Cash Flows (Unaudited)


                                                     For the Six Months Ended
                                                  March 31, 1995  March 31, 1994

Operating Activities:

Net income                                            $  241,000     $  163,000
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                          540,000        566,000
  Minority interest in joint venture's operations          5,000        (25,000)
  Gain on sale of property                              (168,000)             -
  Loss on disposition of property                         37,000              -
Changes in operating assets and liabilities:
  Accounts receivable                                    261,000        313,000
  Inventories and operating supplies                      19,000          4,000
  Prepaid expenses and other assets                       34,000       (454,000)
  Accrued interest, property taxes, other
   liabilities and accounts payable                     (567,000)       620,000
                                                       ---------     ----------
Net cash provided by operating activities                402,000      1,187,000
                                                       ---------     ----------

Investing Activities:

Net proceeds on sale of property                       6,104,000              -
Additions to real estate                                (413,000)      (822,000)
                                                       ---------     ----------
Net cash provided by (used in) investing activities    5,691,000       (822,000)
                                                       ---------     ----------
Financing Activities:

Satisfaction of notes payable                         (5,858,000)             -
Notes payable principal payments                        (120,000)      (129,000)
Joint venture partner distributions                      (56,000)             -
                                                       ---------     ----------
Cash (used in) financing activities                   (6,034,000)      (129,000)
                                                       ---------     ----------
Increase in Cash and Cash Equivalents                     59,000        236,000

Cash and Cash Equivalents at Beginning of Period       3,196,000      3,377,000
                                                       ---------     ----------

Cash and Cash Equivalents at End of Period            $3,255,000     $3,613,000
                                                      ==========     ==========
Supplemental Disclosure of Cash Flow Information:
  Interest paid in cash during the period             $  776,000     $1,077,000
                                                      ==========     ==========

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
  Deed in lieu of foreclosure - Denver Hilton Inn - See Note 4(b).

                See notes to consolidated financial statements.

                                    6 of 13


           PREFERRED PROPERTIES FUND 82 - FORM 10-Q - MARCH 31, 1995

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  General

The accompanying consolidated financial statements, footnotes and discussions should be read in conjunction with the consolidated financial statements, related footnotes and discussions contained in the Partnership's Annual Report for the year ended September 30, 1994.

The financial information contained herein is unaudited. In the opinion of management, however, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature, except as discussed in Note 4.

At March 31, 1995, the Partnership had approximately $1,634,000 invested in overnight repurchase agreements earning approximately 6% per annum.


The results of operations for the six and three months ended March 31, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

2.  Transactions with Related Parties

An affiliate of MGP received reimbursement of administrative expenses amounting to $86,000 and $33,000 during the six months ended March 31, 1995 and 1994, respectively. These reimbursements are included in general and administrative expenses.

3.  Contingency and Commitment

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

4.  Disposition of Hotel Properties

    a) On December 1, 1994, the Holiday Inn was sold for $6,900,000. After repayment of the existing loan of $5,858,000 and closing expenses and adjustments, net proceeds received by the Partnership were $246,000. For financial statement purposes, the sale resulted in a gain of $168,000. A provision for impairment of value of $3,047,000 was previously recorded on this property.

    b) In May 1994, a Receiver was appointed to administer the affair of the Denver Hilton Inn. On December 14, 1994, the Partnership conveyed the Denver Hilton Inn to the lender's nominee by deed in lieu of foreclosure in exchange for a full release of the Partnership's obligations. For financial statement purposes, the conveyance resulted in a loss on disposition of property of $37,000. A provision for impairment of value of $2,283,000 was previously recorded on this property.

                                    7 of 13


           PREFERRED PROPERTIES FUND 82 - FORM 10-Q - MARCH 31, 1995

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


This item should be read in conjunction with the Consolidated Financial Statements and other Items contained elsewhere in this Report.

Liquidity and Capital Resources


Registrant's remaining property is a 65% joint venture interest in a hotel. Registrant receives hotel operating revenues and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments.

Registrant uses working capital reserves provided from any undistributed cash flow from operations and cash reserves as its primary source of liquidity. In order to preserve working capital reserves required for necessary capital improvements to the property and provide resources for potential debt modifications, cash distributions from operations remained suspended during the six months of fiscal year 1995. It is expected that cash distributions will continue to be suspended until the disposition of Registrant's remaining asset.

The level of liquidity based upon cash and cash equivalents experienced a $59,000 increase at March 31, 1995, as compared to September 30, 1994. Registrant's $5,691,000 of net cash from investing activities and $402,000 of net cash from operating activities were substantially offset by $6,034,000 of cash used in financing activities. Cash from investing activities consisted of proceeds from the sale of the Holiday Inn Marin which was only slightly offset by additions to real estate at Registrant's remaining property. Cash used in financing activities consisted of the satisfaction of the $5,858,000 mortgage encumbering the Holiday Inn Marin, $120,000 of notes payable principal payments and $56,000 of joint venture partner distributions. Registrant has spent approximately $400,000 of the $1,000,000 it has budgeted for capital improvements at its remaining property. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various operating activities.

Working capital reserves are invested in a money market account, U.S. Treasury bills or in repurchase agreements secured by United States Treasury obligations The Managing General Partner believes that, if market conditions remain relatively stable, cash flow from operations, when combined with working capital reserves, would be sufficient to fund required capital improvements and regular debt service payments for the Cleveland Marriott in the foreseeable future. On October 21, 1994, Registrant executed an option agreement to sell its joint venture interest in the Cleveland Marriott to an affiliate of its joint venture partner for $6,000,000 plus 65% of working capital in excess of $1,550,000. Based on current projections, it does not appear that there will be any excess working capital. If the option is not exercised prior to June 15, 1995, the joint venture partner has agreed to waive its right of first refusal and the joint venture partner's affiliated management company has agreed to waive its termination fee. If the sale is consummated, Registrant, for financial statement purposes, would recognize a substantial gain on the sale.

On December 1, 1994, the Holiday Inn was sold for $6,900,000. After repayment of the existing loan of $5,858,000 and closing expenses and adjustments, net proceeds received by Registrant were

                                    8 of 13

           PREFERRED PROPERTIES FUND 82 - FORM 10-Q - MARCH 31, 1995

Item 2. Management's Discussion and Analysis of

        Financial Condition and Results of Operations


Liquidity and Capital Resources (Continued)

$246,000. For financial statement purposes, the sale resulted in a gain of $168,000. A provision for impairment of value of $3,047,000 was previously recorded on this property.

Registrant's investment objective of capital growth will not be attained. As a result, a significant portion of invested capital will not be returned to investors. The extent to which invested capital is returned to investors is dependent upon the success of the performance of Registrant's remaining property and the market in which the property is located and on the eventual sales price of the remaining property.

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

Results of Operations

Six Months Ended March 31, 1995 vs. March 31, 1994

Operating results, before minority interest in joint venture's operations, improved by $108,000 for the six months ended March 31, 1995, as compared to 1994, due to decreases in revenues of $4,975,000 and in expenses of $5,083,000. Revenues and expenses decreased due to the sale of the Holiday Inn property and the disposition of the Denver Hilton property. With respect to the remaining property, operating results improved by $283,000 for the six months ended March 31, 1995, as compared to 1994, due to an increase in revenues of $352,000 and in expenses of $69,000.

                                    9 of 13

           PREFERRED PROPERTIES FUND 82 - FORM 10-Q - MARCH 31, 1995

Item 2. Management's Discussion and Analysis of

        Financial Condition and Results of Operations


Six Months Ended March 31, 1995 vs. March 31, 1994 (Continued)

With respect to the remaining property, revenues increased by $352,000 due to increases in room revenue of $300,000, other revenues of $48,000 and interest income of $26,000, which were slightly offset by a decrease in food and beverage revenue of $22,000. Room and other revenues increased due to higher room rates, which was only partially offset by a decrease in occupancy. Food and beverage revenues decreased slightly due to the decreased occupancy. Interest income increased primarily due to the effect of higher interest rates.

With respect to the remaining property, expenses increased by $178,000 due to increases of $145,000 in room, food and beverage and other operating expenses and $33,000 in interest expense. Room, food and beverage and other expenses increased due to increased costs associated with operations. Interest expense increased due to an understatement of expense in the prior year comparative period. Depreciation expense remained relatively constant. General and administrative expenses decreased by $107,000 due to a reduction in asset management costs, relating to the disposition of two hotels.

Three Months Ended March 31, 1995 vs. March 31, 1994

Operating results, before minority interest in joint venture's operations, declined by $30,000 for the three months ended March 31, 1995, as compared to 1994, due to decreases in revenues of $3,042,000 and in expenses of $3,012,000. Revenues and expenses decreased due to the sale of the Holiday Inn property and the disposition of the Denver Hilton property. With respect to the remaining property, operating results improved by $200,000 for the three months ended March 31, 1995, as compared to 1994, due to an increase in revenues of $158,000 and a decrease in expenses of $42,000.

With respect to the remaining property, revenues increased by $158,000 due to an increase in room revenue of $152,000 and other revenues of $22,000, which were slightly offset by a decrease in food and beverage revenue of $16,000. Room and other revenues increased due to higher room rates, which was only partially offset by a decrease in occupancy. Food and beverage revenues decreased slightly due to the decreased occupancy. Interest income remained relatively constant.

With respect to the remaining property, expenses increased by $48,000 due to increases of $35,000 in room, food and beverage and other operating expenses, $12,000 in interest expense and $1,000 in depreciation expense. Room, food and beverage and other expenses increased due to increased costs associated with operations. Interest expense increased due to an understatement of expense in the prior comparative period. Depreciation expense remained relatively constant. General and administrative expenses decreased by $90,000 due to a reduction in asset management costs.

                                   10 of 13

           PREFERRED PROPERTIES FUND 82 - FORM 10-Q - MARCH 31, 1995

Item 2. Management's Discussion and Analysis of

        Financial Condition and Results of Operations


Properties

A description of the hotel properties in which Registrant has an ownership interest during the period covered by this report, together with occupancy and room rate data, follows:

                         PREFERRED PROPERTIES FUND 82

                        OCCUPANCY AND ROOM RATE SUMMARY

                                        Average                 Average
                                    Occupancy Rate (%)    Daily Room Rate ($)
                                     Six        Three       Six        Three
                                    Months      Months     Months      Months
                           Date     Ended       Ended      Ended       Ended
                            of     March 31,   March 31,  March 31,   March 31,
Name and Location  Rooms Purchase 1995  1994  1995  1994 1995  1994  1995  1994
- -----------------  ----- -------- ----------  ---------- ----------  ----------
Cleveland
   Marriott Inn -
   Airport
Cleveland, Ohio     379    09/83   60    70    58    74  87.39 73.88 89.09 75.26

Denver Hilton
    Inn-South(1)
Englewood,
    Colorado        306    12/83    -    59     -    62    -   69.26   -   70.27

Holiday Inn
    Marin -(2)
    San Rafael
San Rafael,
    California      227    06/84    -    65     -    70    -   59.23   -   58.02


(1) Property was conveyed by deed in lieu of foreclosure on December 14, 1994.
(2) Property was sold on December 1, 1994.


                                   11 of 13

           PREFERRED PROPERTIES FUND 82 - FORM 10-Q - MARCH 31, 1995

                          PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

        No report on Form 8-K was required to be filed during the period covered by this Report.


                                   12 of 13



           PREFERRED PROPERTIES FUND 82 - FORM 10-Q - MARCH 31, 1995

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PREFERRED PROPERTIES FUND 82

                              By: MONTGOMERY REALTY COMPANY - 80,
                                  its general partner

                              By: FOX REALTY INVESTORS,
                                  its managing general partner

                              By: NPI EQUITY INVESTMENTS II, INC.
                                  its managing partner




                              ------------------------------------------
                              ARTHUR N. QUELER
                              Secretary/Treasurer and Director
                              (Principal Financial Officer)


                                   13 of 13